Form 10-K
period 2003-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES FRD 1
filed 2004-01-26
CIK 1143716

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

           For the fiscal year ended:           Commission file number:
                DECEMBER 31, 2003                    333-64767-06

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES FRD-1)
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 13-3891329
          (State or other                         (I. R. S. Employer
          jurisdiction of                         Identification No.)
          incorporation)

      WORLD FINANCIAL CENTER,                            10080
        NEW YORK, NEW YORK                            (Zip Code)
       (Address of principal
        executive offices)

                           --------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).        Yes [ ]     No [X]

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

ITEM 14.          CONTROLS AND PROCEDURES.

                  Not Applicable.

PART IV.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM
                  8K.

                  Trustee's report in respect of the May 1, 2003 distribution to holders of the PreferredPlus Trust Series FRD-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on October 22, 2003.

                  Trustee's report in respect of the November 1, 2003 distribution to holders of the PreferredPlus Trust Series FRD-1 Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on November 10, 2003.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         MERRILL LYNCH DEPOSITOR, INC.

                  Date: 1/23/04                 By: /s/ Barry Finkelstein
                                                Name: Barry Finkelstein
                                                Title: President

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

Date: 1/23/04

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer