Form 10-K/A
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES FRD 1
filed 2004-03-30
CIK 1143716

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-K/A

                                 AMENDMENT NO.1

                                 ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                           --------------------------

   For the fiscal year ended:                      Commission file number:
     December 31, 2003                                      001-16569

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES FRD-1)
             (Exact name of registrant as specified in its charter)

                       Delaware                        13-3891329
                    (State or other                (I. R. S. Employer
                    jurisdiction of                Identification No.)
                    incorporation)


             World Financial Center,                     10080
               New York, New York                      (Zip Code)
              (Address of principal
               executive offices)

                           --------------------------

          Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PreferredPLUS Trust Certificates Series FRD-1, listed on The New York Stock Exchange

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

Not Applicable.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.


                                EXPLANATORY NOTE

Merrill Lynch Depositor, Inc. (on behalf of PreferredPLUS Trust Series FRD-1) hereby amends its Annual Report for the fiscal year ended December 31, 2003 in its entirety as set forth below.

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

        Item 6.     Selected Financial Data

                    Not Applicable.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Not Applicable.

        Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

                    Not Applicable.

        Item 8.     Financial Statements and Supplementary Data

                    Not Applicable.

        Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                    None.

        Item 9A.    Controls and Procedures

                    The Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2003 was filed late. The Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on January 26, 2004 for the fiscal year ended December 31, 2003, and as amended hereby, did not include as an exhibit (i) a trustee report on compliance with the Standard Terms for Trust Agreements dated February 20, 1998, as amended, between the Registrant and the Trustee, (ii) an independent accountants' report attesting to management's assertion that the Registrant complied with its PPLUS Minimum Servicing Standards and (iii) a certification by the chief executive officer of the Registrant certifying to such compliance with servicing standards. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.


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

        Item 14.    Principal Accounting Fees and Services

                    Not Applicable.

        PART IV

        Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
                    8-K

                    (a)(1)   Financial Statements: Not Applicable

                    (a)(2)   Financial Statement Schedules: Not Applicable

                    (a)(3)   List of Exhibits

                    The following exhibits are filed as part of, and incorporated by reference into, this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K:

                        31.1 Certification of President of Registrant dated March 30, 2004, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

                        99.1. Trustee's Annual Compliance Certificate dated
                              March 30, 2004.

                        99.2. Independent Accountants' Report dated March 30,
                              2004, Management's Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 30, 2004 and PPLUS Minimum Servicing Standards.

                    (b)       Reports on Form 8-K

                              Trustee's report in respect of the May 1, 2003 distribution to holders of the PreferredPLUS Trust Certificates Series FRD-1 incorporated herein by reference as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

                              Trustee's report in respect of the November 3, 2003 distribution to holders of the PreferredPLUS Trust Certificates Series FRD-1 incorporated herein by reference as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2003.

                    (c)       Exhibits

                              The Registrant hereby files as part of this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                               MERRILL LYNCH DEPOSITOR, INC.

Date: March 30, 2004                           By:/s/ Michael Frank Connor
                                               ------------------------------
                                               Name:    Michael Frank Connor
                                               Title:   President